Form 10-K
period 2004-12-31
Wachovia Auto Owner Trust 2004-A
filed 2005-03-31
CIK 1297164

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K

Annual Report
Pursuant To Section 13 or 15 (d) of the
Securities Exchange Act of 1934

For the Fiscal Year Ended December 31, 2004

Commission file number(s): 333-114784-01

Wachovia Auto Owner Trust 2004-A

(Issuing Entity)

Pooled Auto Securities Shelf LLC

(Depositor)

State of Incorporation: DE
IRS Employer Identification Number: 52-2233151

c/o Wachovia Bank, National Association
401 South Tryon Street NC1179
Charlotte, NC 28288

Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days

Yes [ X ]	No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K

Yes [ X ]	No [ ]

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2)

Yes [ ]	No [ X ]

Documents incorporated by reference: None

PART I

Item 1. Business
Not applicable

Item 2. Properties
On May 28, 2004, the Commission declared effective a registration statement on Form S-3 (File No. 333-114784) (the "Registration Statement") under the Securities Act of 1933, as amended (the "Securities Act"), providing for the issuance by the Depositor of several series of asset-backed securities through a series of trusts to be originated by the Depositor. The Wachovia Auto Owner Trust 2004-A (the "Trust") is one of the trusts to be so originated and the Trust issued the following securities, consisting of four classes of asset backed notes, pursuant to a prospectus dated as of June 15, 2004 consisting of a prospectus supplement and base prospectus (the "Prospectus"):

      $450,000,000 1.569% Class A-1 Notes,
      $598,000,000 2.49% Class A-2 Notes,
      $544,000,000 3.19% Class A-3 Notes,
      $278,000,000 3.66% Class A-4 Notes.

The Trust also issued $80,000,000 3.03% Class B Notes (the "Class B Notes") and $50,000,000 3.34% Class C Notes (the "Class C Notes"), which were not offered by the Prospectus. The Class B Notes and the Class C Notes were transferred to the Depositor who sold them to PASS Holding LLC. The Class A-1 Notes, Class A-2 Notes, Class A-3 Notes and Class A-4 Notes (the "Notes") were issued by the Trust on June 29, 2004. The Notes are secured by the assets of the Trust. The Notes were issued in fully-registered form in denominations of $1,000 and integral multiples thereof. As more fully described in the Prospectus, the assets of the Trust include (i) a pool of simple interest retail installment sale contracts, (ii) amounts received on or in respect of the receivables after the cutoff date, (iii) security interests in the vehicles financed under the receivables, (iv) any proceeds from claims on or refunds of premiums with respect to insurance policies related to the financed vehicles, (v) the receivables files, (vi) funds on deposit in certain accounts, (vii) rights under certain agreements and (viii) all proceeds.

The Trust did not issue any certificates representing ownership interests in the assets of the Trust pursuant to the Registration Statement, but did issue certificates ("Certificates" and together with the Notes, the "Securities") to PASS Holding LLC. The Certificates issued to PASS Holding LLC are not registered pursuant to the Registration Statement.

Information as to the number of receivables remaining in the Trust, the aggregate unpaid principal balance thereof, the decrease therein, delinquencies on the receivables, collections ofprincipal and interest made and fees paid to the servicer are set forth in the exhibits attached hereto in response to Item 15, below.

Item 3. Legal Proceedings
There are no material pending legal proceedings with respect to the Trust, the trustee, the Depositor or the servicer.

Item 4. Submission of Matters to a Vote of Securityholders
There were no matters submitted to a vote of the securityholders during the fiscal year covered by this report.

PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters
There was no principal market in which the Securities traded. As of December 31, 2004 there were only two holders of record of the Securities. See also Item 12. Security Ownership of Certain Beneficial Owners and Management.

Item 6. Selected Financial Data
Not applicable

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
Not applicable

Item 7A. Quantitative and Qualitative Disclosures About Market Risk
Not applicable

Item 8. Financial Statements and Supplementary Data
Not applicable

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
Not applicable

Item 9A. Controls and Procedures
Not applicable

Item 9B. Other Information
None

PART III

Item 10. Directors and Executive Officers of the Registrant
Not applicable

Item 11. Executive Compensation
Not applicable

Item 12. Security Ownership of Certain Beneficial Owners and Management
As of December 31, 2004, PASS Holding LLC, an affiliate of the Depositor, was the only holder of record which beneficially owned more than 5% of the Certificates. The dollar and percentage amounts reflected in the table below are based upon the face amount of the Certificates as of the closing date, and do not reflect amortization, if any, since that date.

Name and Address of Participant PASS Holding LLC One Wachovia Center Charlotte, NC 28226	Amount of Certificates Beneficially Owned No face amount (residual value)	Percent of Certificates Beneficially Owned 100%

Item 13. Certain Relationships and Related Transactions
Not applicable

Item 14. Principal Accountant Fees and Services
Not applicable

PART IV

Item 15. Exhibits and Financial Statement Schedules
(a)The following documents are filed as part of this Report:

Exhibit Number	Description
31	Certification
99.1	Current Reports on Form 8-K filed during the period covered by this Report for (i) the July 20, 2004 distribution date (incorporated herein by reference to the Wachovia Auto Owner Trust 2004-A Form 8-K filed on July 28, 2004, file number 333-114784-01), (ii) the August 20, 2004 distribution date (incorporated herein by reference to the Wachovia Auto Owner Trust 2004-A Form 8-K filed on August 26, 2004, file number 333-114784-01), (iii) the September 20, 2004 distribution date (incorporated herein by reference to the Wachovia Auto Owner Trust 2004-A Form 8-K filed on September 21, 2004, file number 333-114784-01), (iv) the October 20, 2004 distribution date (incorporated herein by reference to the Wachovia Auto Owner Trust 2004-A Form 8-K filed on October 22, 2004, file number 333-114784-01), (v) the November 22, 2004 distribution date (incorporated herein by reference to the Wachovia Auto Owner Trust 2004-A Form 8-K filed on November 23, 2004, file number 333-114784-01) and (vi) the December 20, 2004 distribution date (incorporated herein by reference to the Wachovia Auto Owner Trust 2004-A Form 8-K filed on December 21, 2004, file number 333-114784-01)

99.2	Report of Independent Registered Public Accounting Firm
99.3	Management Assertion
99.4	Annual Statement as to Compliance
99.5	2004 Annual Statement to Securityholders

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 31, 2005	Wachovia Auto Owner Trust 2004-A By: Wachovia Bank, National Association, as servicer By: /s/ John Gordon Name: John Gordon Title: Vice President

INDEX TO EXHIBITS

Exhibit Number	Description
31	Certification
99.1	Current Reports on Form 8-K filed during the period covered by this Report for (i) the July 20, 2004 distribution date (incorporated herein by reference to the Wachovia Auto Owner Trust 2004-A Form 8-K filed on July 28, 2004, file number 333-114784-01), (ii) the August 20, 2004 distribution date (incorporated herein by reference to the Wachovia Auto Owner Trust 2004-A Form 8-K filed on August 26, 2004, file number 333-114784-01), (iii) the September 20, 2004 distribution date (incorporated herein by reference to the Wachovia Auto Owner Trust 2004-A Form 8-K filed on September 21, 2004, file number 333-114784-01), (iv) the October 20, 2004 distribution date (incorporated herein by reference to the Wachovia Auto Owner Trust 2004-A Form 8-K filed on October 22, 2004, file number 333-114784-01), (v) the November 22, 2004 distribution date (incorporated herein by reference to the Wachovia Auto Owner Trust 2004-A Form 8-K filed on November 23, 2004, file number 333-114784-01) and (vi) the December 20, 2004 distribution date (incorporated herein by reference to the Wachovia Auto Owner Trust 2004-A Form 8-K filed on December 21, 2004, file number 333-114784-01)

99.2	Report of Independent Registered Public Accounting Firm
99.3	Management Assertion
99.4	Annual Statement as to Compliance
99.5	2004 Annual Statement to Securityholders